Form 10-K
period 2006-12-31
STRUCTURED PRODUCTS CORP TIERS PRINCIPAL SERIES 2004-1
filed 2007-03-29
CIK 1274209

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended:                    Commission File Number:
        December 31, 2006                                001-31961

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

TIERS Principal-Protected            American Stock Exchange
Minimum Return Trust
Certificates Series Russell 2004-1


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

                           Yes  X(1)        No __


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

______________________
(1) Pursuant to staff administrative positions established in the no-action letter Corporate Asset Backed Corporation ("CABCO") (available August 9, 1995), the Depositor is not required to respond to various items of Form 10-K. Such items are designated herein as "Not Applicable".

As of the date of this report, all of the common stock of the Registrant is held by Citigroup Global Markets Holdings Inc.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                            Yes  __          No  X


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

   Underlying Securities Issuer(s) or Guarantor, or     Exchange Act File Number
                   successor thereto

   1. BA Credit Card Trust (formerly                    333-50316-02
      MBNA Credit Card Master Note Trust)

   2. Discover Card Master Trust I                      000-23108

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

Item 14.      Controls and Procedures

              Not Applicable

                                     PART IV

Item 15.      Exhibits, Financial Schedules and Reports on Form 8-K

(a) The following documents are also filed as part of this Report:

     3. Exhibits:


      99.1 Certification by Assistant Vice President and Finance Officer of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      99.2      Annual Compliance Report by Trustee.

      99.3      Report of Aston Bell & Associates.


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

                                 Structured Products Corp., as depositor for the Trust (the "Registrant")




Dated:  March 28, 2007           By:      /s/ Gladys Zacchino
                                 ---------------------------------------------
                                 Name:    Gladys Zacchino
                                 Title:   Assistant Vice President and Finance
                                          Officer

                                                                    Exhibit 99.1


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


                                              By:       /s/ Gladys Zacchino
                                              ---------------------------------
                                                Name:   Gladys Zacchino
                                                Title:  Assistant Vice President
                                                        and Finance Officer
                                                Date:   March 28, 2007

                                                                    Exhibit 99.2


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



                                                              /s/ Marlene Fahey
                                                      --------------------------
                                                      Name:   Marlene Fahey
                                                      Title:  Vice President
                                                      Date:   March 28, 2007

                                                                    Exhibit 99.3

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

In our opinion, the Depositor and the Trustee have complied, in all material respects, with the Trust Agreement during the period covered by the Annual Report and management's assertions with respect to such compliance are fairly stated, in all material respects, for the year ended December 31, 2006.


/s/ Aston Bell, CPA

New York, New York
March 19, 2007

                                  EXHIBIT INDEX

  Exhibit                                                                   Page

    99.1 Certification by Assistant Vice President and Finance Officer of the Registrant pursuant to 15 U.S.C.
             Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    99.2     Annual Compliance Report by Trustee pursuant to 15 U.S.C.
             Section 7241.

    99.3     Report of Aston Bell & Associates.