Form 10-K
period 2008-12-31
STRUCTURED PRODUCTS CORP TIERS PRINCIPAL SERIES 2004-1
filed 2009-03-25
CIK 1274209

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:                               Commission File Number:
    December 31, 2008                                            001-31961

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


   Underlying Securities Issuer(s) or Guarantor, or     Exchange Act File Number
                  successor thereto
---------------------------------------------------     ------------------------
   1. BA Credit Card Trust (formerly MBNA Credit        333-50316-02
      Card Master Note Trust)

   2. Discover Card Master Trust I                      000-23108

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

             None

Item 8.      Financial Statements and Supplementary Data

             None

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

             None

                                 PART III

Item 10.     Directors, Executive Officers and Corporate Governance

             None

Item 11.     Executive Compensation

             Not Applicable

Item 12.     Security Ownership of Certain Beneficial Owners and Management

             Information required by Item 201(d) of Regulation S-X: Not applicable
             Information required by Item 403 of Regulation S-X: None

Item 13.     Certain Relationships and Related Transactions, and Director
             Independence

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

          99.2      Annual Compliance Report by Trustee.

          99.3      Report of Aston Bell & Associates.


(b) The following reports on Form 8-K were filed during the period covered by this report and are hereby incorporated by reference:

                    Notice of an amendment (the "Omnibus Amendment") dated as of September 29, 2008, filed on Form 8-K on October 3, 2008.

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

                                 Structured Products Corp., as depositor for the Trust (the "Registrant")



Dated:  March 18, 2009                       By:    /s/ Brian Clancy
                                                   -----------------------
                                             Name:  Brian Clancy
                                             Title: Authorized Signatory

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


                                              By:       /s/ Brian Clancy
                                                  ------------------------------
                                              Name:   Brian Clancy
                                              Title:  Authorized Signatory
                                              Date:   March 18, 2009

                                                                    Exhibit 99.2


                            ANNUAL COMPLIANCE REPORT

         The undersigned, being an officer of U.S. Bank Trust National Association, as trustee (the "Trustee"), with respect to TIERS
Principal-Protected Minimum Return Certificates Trust Series Russell 2004-1, on whose behalf Structured Products Corp. has prepared this annual report on Form 10-K for the fiscal year ended December 31, 2008 (the "Annual Report"), certifies as follows:

1.       The Trustee is the trustee under the trust agreement.

2. Based on my knowledge, for the periods included in the year covered by the Annual Report, the Trustee has fulfilled its obligations, including any servicing obligations, under the trust agreement.



                                                           /s/ Marlene J. Fahey
                                                       -------------------------
                                                       Name:   Marlene J. Fahey
                                                       Title:  Vice President
                                                       Date:   March 18, 2009

                                                                    Exhibit 99.3

                         Independent Accountant's Report


Structured Products Corp., as Depositor
388 Greenwich Street, 10th Floor
New York, New York 10013

U.S. Bank Trust National Association, as Trustee
Corporate Trust Department
100 Wall Street
New York, NY 10005

Re: TIERS Principal-Protected Minimum Return Asset Backed Certificates Trust, Series Russell 2004-1 (the "Trust")

Ladies and Gentlemen:

We have examined management's assertions that the Depositor and the Trustee have complied, in all material respects, with the provisions of the Base Trust
Agreement dated as of January 29, 2004, as supplemented by the TIERS Principal-Protected Minimum Return Asset Backed Certificates Trust, Series Russell 2004-1, dated as of January 29, 2004 (together, the "Trust Agreement"), during the period covered by the annual report on Form 10-K filed by the Depositor on behalf of the Trust for the year ended December 31, 2008 (the "Annual Report"). Management is responsible for compliance with the Trust Agreement. Our responsibility is to express an opinion on management's assertions based on our examination.

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

In our opinion, the Depositor and the Trustee have complied, in all material respects, with the Trust Agreement during the period covered by the Annual Report and management's assertions with respect to such compliance are fairly stated, in all material respects, for the year ended December 31, 2008.



/s/ Aston Bell, CPA

New York, New York
March 19, 2009

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